Form 10-K405
period 1998-03-31
ADVANTA AUTOMOBILE RECEIVABLES TRUST 1997-2
filed 1999-03-31
CIK 1051596

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to ___________________.
Commission file number 333-19733-02


                        ADVANTA AUTO FINANCE CORPORATION
             (Exact Name of Registrant as specified in its charter)

                                                             23-2826077
NEVADA                                                       ------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)


Welsh & McKean Roads, Spring House, PA                       19027
(Address of Principal Executive Offices)                     (Zip Code)

Registrant's telephone number, including area code:  (215) 323-4200

Securities Registered Pursuant to Section 12(b) of the Act.

                                                     Name of each exchange on
Title of each class                                     which registered:
        None                                                   None

          Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes        X      No
         -----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock and non-voting common equity held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

$ 71,258,880.99, as of February 28, 1999.

Documents Incorporated by Reference:  Part IV

                                     PART I


ITEM 1.           BUSINESS

The Advanta Automobile Receivables Trust 1997-2, (the "Trust" or "Issuer") is a business trust established as of December 1, 1997, pursuant to a Trust Agreement (the "Trust Agreement") between Advanta Auto Receivables Corp. I (the "Seller") and Wilmington Trust Company, acting thereunder not in its individual capacity but solely as trustee under the Trust Agreement (the "Owner Trustee"). The Issuer's only purpose is the issuance of $20,000,000 5.85625% Class A-1 Asset Backed Notes, $31,000,000 6.19% Class A-2 Asset Backed Notes, $29,000,000 6.22%
Class A-3 Asset Backed Notes and $16,192,000 6.26% Class A-4 Asset Backed Notes (collectively, the "Notes") issued pursuant to an Indenture dated as December 1, 1997 (the "Indenture") between the Trust and Norwest Bank Minnesota, National Association, as indenture trustee and as trust collateral agent (the "Indenture Trust" and the "Trust Collateral Agent"). The Trust also issued $36,486,749 aggregate principal amount of 6.26% Asset Backed Certificates which were not offered but retained by the Seller (the "Certificates"). The assets of the Trust consist primarily of a pool of sub-prime motor vehicle retail installment sale contracts (the "Receivables") purchased by the Seller from Advanta Auto Finance Corporation (the "Registrant" and the "Master Servicer"). Scheduled payments on the Notes are unconditionally and irrevocably guaranteed pursuant to a financial guaranty insurance policy (the "Policy") issued by Financial Security Assurance (the "Certificate Insurer"). The Receivables are serviced by the Master Servicer pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement") dated as of December 1, 1997 among the Issuer, the Seller, the Master Servicer and the Trust Collateral Agent and subserviced by Nuvell Financial Services Corp. (the "Subservicer"). On December 17, 1997, the Seller sold $96,192,000 aggregate principal amount of Receivables to the Issuer and the Issuer pledged such Receivables to the Trust in exchange for the Notes and the Issuer sold the Notes pursuant to a public offering, the underwriting of which was managed by Prudential Securities Incorporated.

The Receivables and the distributions thereon, along with certain insurance proceeds and certain proceeds from liquidation of the Receivables, are the only significant assets of the Issuer. The Notes represent obligations solely of the Issuer. The Notes were registered under a Registration Statement (file no. 333-19733) on Form S-3 declared effective on March 21, 1997.



ITEM 2.           PROPERTIES

The Issuer neither owns nor leases any physical properties.

ITEM 3.           LEGAL PROCEEDINGS

The Master Servicer is not aware of any material pending legal proceedings involving either the Issuer, the Trustee, the Seller or the Master Servicer with respect to the Notes or the Issuer's property. However, the Seller is a direct subsidiary of the Master Servicer and the Master Servicer is an indirect subsidiary of Advanta Corp., a Delaware corporation ("Advanta Corp."), a publicly-traded company with its principal executive offices located in Spring House, Pennsylvania. The Master Servicer services Receivables securitized by the Seller.

On January 25, 1999 Advanta Corp. reported that on Friday, January 22, 1999, Fleet Financial Group, Inc. and certain of its affiliates ("Fleet") filed a complaint (the "Complaint") against Advanta Corp. and certain of its affiliates relating to the transaction with Fleet which closed on February 20, 1998 in which Advanta Corp. contributed most of its consumer credit card business to a limited liability company owned by Fleet (the "Fleet Transaction"). The Complaint centers around post-closing adjustments to the transaction and other matters relating to the Fleet Transaction.

Advanta Corp. believes that the lawsuit is inappropriate and without merit and, on February 16, 1999 it filed its answer and counterclaims in which it denies all of the substantive allegations in the Complaint and seeks damages from Fleet. Advanta Corp. does not expect this suit to have any material adverse financial impact on its business.

The ability of Advanta Corp.'s subsidiaries to honor their financial and other obligations is to some extent influenced by the financial condition of Advanta Corp. Such obligations primarily consist of the Seller's obligation to repurchase Receivables which are inconsistent with representations and warranties set forth in certain agreements relating to Notes issued by the Trust sponsored by the Registrant as well as the obligations of the Master Servicer pursuant to certain agreements relating to the Notes issued by the Trust.

In addition, on or about March 3, 1999 Advanta Corp. announced that it intends to exit the automobile financing business.

This Report on Form 10-K contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The most significant among these risks and uncertainties is the uncertainty of the legal process.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter has been submitted to a vote of the holders of beneficial interests in the Issuer through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Trust is not an issuer of common stock in a corporation, although the Notes have voting rights. The equity of the Trust consists of the beneficial or ownership interest therein for which, to the best knowledge of the Master Servicer, there is no established public trading market.

As of March 29, 1999, there were approximately 0 holders of the Class A-1 Notes, 2 holders of the Class A-2 Notes, 4 holders of the Class A-3 Notes and 1 holder of the Class A-4 Notes. The number of holders includes individual participants in security position listings. As of December 15, 1998, 12 monthly distributions had been made to the holders of the Notes.

ITEM 6.           SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATION

On December 17, 1997, the Issuer issued $20,000,000.00 aggregate principal amount of Class A-1 Notes having a fixed rate of 5.85625% per annum, $31,000,000.00 aggregate principal amount of Class A-2 Notes having a fixed rate of 6.19% per annum, $29,000,000 aggregate principal amount of Class A-3 Notes having a fixed rate of 6.22% per annum and $16,192,000 aggregate principal amount of Class A-4 Notes having a fixed rate of 6.26% per annum which are collateralized by Receivables.

The sale of the Receivables to the Issuer, the issuance of the Notes and the simultaneous delivery of the Notes to the Issuer for sale pursuant to a public offering, the underwriting of which was co-managed by Prudential Securities Incorporated has been accounted for as a sale of the Notes. The value of the Notes issued by the Issuer equaled the value of the Receivables conveyed to the Issuer by the Seller. Accordingly, there was no income to the Issuer resulting from the aforementioned transaction.

CAPITAL RESOURCES AND LIQUIDITY

The Issuer's primary sources of funds with respect to the Notes will be receipts of interest on and principal of the Receivables, along with certain insurance proceeds and certain proceeds from the liquidation of the Receivables. The respective managements of the Seller and the Master Servicer believe that the Issuer will have sufficient liquidity and capital resources to pay all amounts on the Notes as they become due and all other anticipated expenses of the Issuer. The Issuer does not have, nor will it have in the future, any significant source of capital for payment of the Notes and its operating expenses other than the receipt of interest on and principal of the Receivables, certain insurance proceeds and certain proceeds obtained from the liquidation of the Receivables and any payments made by the Certificate Insurer. The Issuer is a limited purpose trust. The Notes represent obligations solely of the Issuer.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes of accountants or disagreements on accounting or financial disclosures between the Issuer and its accountants.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Issuer does not have any directors or officers.

The following individuals comprise the board of directors and officers of the
Registrant:

Name                                Position
----                                --------

David E. Plante                     President and Director
Susan McVeigh                       Vice President and Treasurer
Michael Coco                        Vice President
James Shreero                       Vice President
John Calamari                       Assistant Treasurer
Mark Dunsheath                      Vice President
Scott Heidemann                     Assistant Secretary and Assistant Treasurer
Robert Cardwell                     Assistant Secretary

ITEM 11. EXECUTIVE COMPENSATION

Not Applicable.  The Issuer does not have employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of the Advanta Automobile Receivables Trust 1997-2, Class A-1 Notes ("Class A-1 Notes"), Class A-2 Notes ("Class A-2 Notes"), Class A-3 Notes (the "Class A-3 Notes") and Class A-4 Notes (the "Class A-4 Notes") (ii) the principal amount of each Class of Notes and
(iii) the percent that the principal
amount of each Class of Notes owned represents of the outstanding principal amount of such Class of Notes. The information set forth in the table is based upon information obtained by the Issuer from Depository Trust Company. The Registrant is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Notes.

                                                    AMOUNT OWNED
                                       -------------------------------------
                                       (All Dollar Amounts are in Thousands)
                                       -------------------------------------
NAME AND ADDRESS                       PRINCIPAL                     PERCENT
----------------                       ---------                     -------
Class A-1 Notes                         0                             0.00%


Class A-2 Notes
---------------
Chase Manhattan Bank
4 New York Plaza 13th Floor
New York, NY  10004                     15,000                       48.39%


Northern Trust Company-Safekeeping
50 South Lasalle Street, Level A
Chicago, IL  60675                      15,000                       48.39%


Class A-3 Notes
---------------
Chase Manhattan Bank
4 New York Plaza 13th Floor
New York, NY  10004                      7,000                       24.14%

Manufactures and Traders Trust Company
P.O. Box 1377
Buffalo, NY  14240                       2,000                        6.90%

Northern Trust Company-Safekeeping
50 South Lasalle Street, Level A
Chicago, IL  60675                      13,000                       44.83%

State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                    5,500                       18.97%


Class A-4 Notes
---------------
Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ  07094                     16,192                      100.00%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                  1. Financial Statements: Not applicable.

                  2. Financial Statement Schedules: Not applicable.

                  3. Exhibits: As the Issuer was established as of December 17, 1997, the Master Servicer is obligated to prepare an Annual Statement as to Compliance for the year ended December 31, 1998, and mail such statement to the Noteholders on or before the last day of March, 1999 and Independent Certified Public Accounts are required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Sale and Servicing Agreement on or before the last day of March, 1999. The Annual Statement as to Compliance is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accounts' Report is included herewith as Exhibit 28.2.

Exhibit No.       Description
-----------       -----------
*3.1              Certificate of Incorporation of the Advanta Auto Finance
                  Corporation.

*3.2              By-laws of the Advanta Auto Finance Corporation.

*4                Sale and Servicing Agreement.

28.1              Annual Statement as to Compliance for the year ended December
                  31, 1998.

28.2              Annual Independent Certified Public Accountants' Report.

*99.1 Monthly Reports for the payment periods ending January, February, March, April, May, June, July, August, September, October, November and December 1998.

*Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 21, 1997 and also Incorporated by reference from previously filed current Reports on Form 8-K listed below.

(b)      Reports on Form 8-K.

13 reports on Form 8-K have been filed by the Issuer during the period, 12 of which relate to the period covered by this report.

Date of Reports on Form 8-K           ITEMS REPORTED/
                                      FINANCIAL STATEMENTS FILED

June 12, 1998                         Monthly Report for the December 1997
                                      Monthly Period relating to Advanta
                                      Automobile Receivables Trust 1997-2, Class
                                      A-1 Asset-Backed Notes, Class A-2
                                      Asset-Backed Notes, Class A-3 Asset-Backed
                                      Notes and Class A-4 Asset-Backed Notes

June 12, 1998                         Monthly Report for the January 1998
                                      Monthly Period relating to Advanta
                                      Automobile Receivables Trust 1997-2, Class
                                      A-1 Asset-Backed Notes, Class A-2
                                      Asset-Backed Notes, Class A-3 Asset-Backed
                                      Notes and Class A-4 Asset-Backed Notes

June 12, 1998                         Monthly Report for the February 1998
                                      Monthly Period relating to Advanta
                                      Automobile Receivables Trust 1997-2, Class
                                      A-1 Asset-Backed Notes, Class A-2
                                      Asset-Backed Notes, Class A-3 Asset-Backed
                                      Notes and Class A-4 Asset-Backed Notes

June 12, 1998                         Monthly Report for the March 1998 Monthly
                                      Period relating to Advanta Automobile
                                      Receivables Trust 1997-2, Class A-1
                                      Asset-Backed Notes, Class A-2 Asset-Backed
                                      Notes, Class A-3 Asset-Backed Notes and
                                      Class A-4 Asset-Backed Notes

June 12, 1998                         Monthly Report for the April 1998 Monthly
                                      Period relating to Advanta Automobile
                                      Receivables Trust 1997-2, Class A-1
                                      Asset-Backed Notes, Class A-2 Asset-Backed
                                      Notes, Class A-3 Asset-Backed Notes and
                                      Class A-4 Asset-Backed Notes

June 25, 1998                         Monthly report of the May 1998 Monthly
                                      Period relating to Advanta Automobile
                                      Receivables Trust 1997-2, Class A-1
                                      Asset-Backed Notes, Class A-2 Asset-Backed

                                      Notes, Class A-3 Asset-Backed Notes and
                                      Class A-4 Asset-Backed Notes

August 17, 1998                       Monthly Report for July 1998 Monthly
                                      Period relating to Advanta Automobile
                                      Receivables Trust 1997-2 Class A-1
                                      Asset-Backed Notes and Class A-2
                                      Asset-Backed Notes

October 21, 1998                      Monthly Report for the September
                                      1998 Monthly Period relating to Advanta
                                      Automobile Receivables Trust 1997-2, Class
                                      A-1 Asset-Backed Notes, Class A-2
                                      Asset-Backed Notes, Class A-3 Asset-Backed
                                      Notes and Class A-4 Asset-Backed Notes

October 22, 1998                      Monthly Report for the August 1998 Monthly
                                      Period relating to Advanta Automobile
                                      Receivables Trust 1997-2, Class A-1
                                      Asset-Backed Notes, Class A-2 Asset-Backed
                                      Notes, Class A-3 Asset-Backed Notes and
                                      Class A-4 Asset-Backed Notes

November 18, 1998                     Monthly Report for the October 1998
                                      Monthly Period relating to Advanta
                                      Automobile Receivables Trust 1997-2, Class
                                      A-1 Asset-Backed Notes, Class A-2
                                      Asset-Backed Notes, Class A-3 Asset-Backed
                                      Notes and Class A-4 Asset-Backed Notes

December 21, 1998                     Monthly Report for the November 1998
                                      Monthly Period relating to Advanta
                                      Automobile Receivables Trust 1997-2, Class
                                      A-1 Asset-Backed Notes, Class A-2
                                      Asset-Backed Notes, Class A-3 Asset-Backed
                                      Notes and Class A-4 Asset-Backed Notes

December 30, 1998                     Monthly Report for the June 1998 Monthly
                                      Period relating to Advanta Automobile
                                      Receivables Trust 1997-2, Class A-1
                                      Asset-Backed Notes, Class A-2 Asset-Backed
                                      Notes, Class A-3 Asset-Backed

                                      Notes and Class A-4 Asset-Backed Notes

January 20, 1999                      Monthly Report for the December 1998
                                      Monthly Period relating to Advanta
                                      Automobile Receivables Trust 1997-2, Class
                                      A-1 Asset-Backed Notes and Class A-2
                                      Asset-Backed Notes

(c)      See "Item 14(a)(3)-Exhibits".

(d)      Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANTA AUTO FINANCE CORPORATION
                        as Registrant and Master Servicer and on behalf of

                        Advanta Automobile Receivables Trust 1997-2


                        By: /s/ David E. Plante
                            ----------------------
                            Name:  David E. Plante
                            Title: President

March 31, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        By:      /s/ David E. Plante
                                 ------------------------------------------
                                 Name:    David E. Plante
                                 Title:   President and Director
                                 Date:    March 31, 1999

                        By:      /s/ Michael Coco
                                 ------------------------------------------
                                 Name:    Michael Coco
                                 Title:   Vice President
                                 Date:    March 31, 1999

                        By:      /s/ Susan McVeigh
                                 ------------------------------------------
                                 Name:    Susan McVeigh
                                 Title:   Vice President and Treasurer
                                 Date:    March 31, 1999

                        By:      /s/ James Shreero
                                 ------------------------------------------
                                 Name:    James Shreero
                                 Title:   Vice President and Assistant
                                          Treasurer
                                 Date:    March 31, 1999

                        By:      /s/ John Calamari
                                 ------------------------------------------
                                 Name:    John Calamari
                                 Title:   Assistant Treasurer

                                 Date:    March 31, 1999

                        By:      /s/ Mark Dunsheath
                                 ------------------------------------------
                                 Name:    Mark Dunsheath
                                 Title:   Vice President
                                 Date:    March 31, 1999

                         INDEX TO EXHIBITS (ITEM 14(c))

Exhibit No.                     Description
-----------                     -----------

*3.1                            Certificate of Incorporation of the Advanta Auto
                                Finance Corporation

*3.2                            By-laws of the Advanta Auto Finance Corporation

*4                              Sale and Servicing Agreement

28.1 Annual Statement as to Compliance for the year ended December 31, 1998

28.2                            Annual Independent Certified Public Accountants'
                                Report.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 21, 1997 and also Incorporated by reference from previously filed Current Reports on Form 8-K listed herein.