Form 10-K405
period 1997-12-31
ADVANTA AUTOMOBILE RECEIVABLES TRUST 1997-2
filed 1999-08-06
CIK 1051596

                                    FORM 10-K


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1997.

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

$ 90,853,767.87, as of February 28, 1998.

Documents Incorporated by Reference:  Part IV

                                     PART I


ITEM 1.           BUSINESS

The Advanta Automobile Receivables Trust 1997-2, (the "Trust" or "Issuer") is a business trust established as of December 1, 1997, pursuant to a Trust Agreement (the "Trust Agreement") between Advanta Auto Receivables Corp. I (the "Seller") and Wilmington Trust Company, acting thereunder not in its individual capacity but solely as trustee under the Trust Agreement (the "Owner Trustee"). The Issuer's only purpose is the issuance of $20,000,000 5.85625% Class A-1 Asset Backed Notes, $31,000,000 6.19% Class A-2 Asset Backed Notes, $29,000,000 6.22%
Class A-3 Asset Backed Notes and $16,192,000 6.26% Class A-4 Asset Backed Notes (collectively, the "Notes") issued pursuant to an Indenture dated as December 1, 1997 (the "Indenture") between the Trust and Norwest Bank Minnesota, National Association, as indenture trustee and as trust collateral agent (the "Indenture Trust" and the "Trust Collateral Agent"). The Trust also issued $36,486,749 aggregate principal amount of 6.26% Asset Backed Certificates which were not offered but retained by the Seller (the "Certificates"). The assets of the Trust consist primarily of a pool of sub-prime motor vehicle retail installment sale contracts (the "Receivables") purchased by the Seller from Advanta Auto Finance Corporation (the "Registrant" and the "Master Servicer"). Scheduled payments on the Notes are unconditionally and irrevocably guaranteed pursuant to a financial guaranty insurance policy (the "Policy") issued by Financial Security Assurance (the "Certificate Insurer"). The Receivables are serviced by the Master Servicer pursuant to a Sale and Servicing Agreement (the "Sale and Servicing Agreement") dated as of December 1, 1997 among the Issuer, the Seller, the Master Servicer and the Trust Collateral Agent and subserviced by Nuvell Financial Services Corp. (the "Subservicer"). The Subservicer has agreed pursuant to a subservicing agreement to perform the obligations of the Master Servicer under the Sale and Servicing Agreement. On December 17, 1997, the Seller sold $96,192,000 aggregate principal amount of Receivables to the Issuer and the Issuer pledged such Receivables to the Trust in exchange for the Notes and the Issuer sold the Notes pursuant to a public offering, the underwriting of which was managed by Prudential Securities Incorporated.

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

On Friday, January 22, 1999, Fleet Financial Group, Inc. and certain of its affiliates ("Fleet") filed a complaint (the "Complaint") against Advanta Corp. and certain of its affiliates relating to the transaction with Fleet which closed on February 20, 1998 in which Advanta Corp. contributed substantially of its consumer credit card business to a limited liability company owned by Fleet (the "Fleet Transaction"). The Complaint centers around post-closing adjustments to the transaction and other matters relating to the Fleet Transaction.

Advanta Corp. has filed an answer to the Complaint denying the material allegations of the Complaint. Advanta Corp. also has filed a countersuit against Fleet seeking damages from Fleet. Advanta Corp. does not expect this suit to have any material adverse effect on the financial position or future operating results.

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

As of March 13, 1998, there were approximately 4 holders of the Class A-1 Notes, 3 holders of the Class A-2 Notes, 8 holders of the Class A-3 Notes and 1 holder of the Class A-4 Notes. The number of holders includes individual participants in security position listings. As of December 15, 1997, no monthly distributions had been made to the holders of the Notes.

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

The following individuals comprise the board of directors and officers of the
Registrant:

Name                                Position
----                                --------

David E. Plante                     President and Director
Susan McVeigh                       Vice President and Treasurer
Michael Coco                        Vice President
James Shreero                       Vice President and Assistant Treasurer
Mark Dunsheath                      Vice President
Scott Heidemann                     Assistant Secretary and Assistant Treasurer
Robert Cardwell                     Assistant Secretary

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

                                                    AMOUNT OWNED
                                       -------------------------------------
                                       (All Dollar Amounts are in Thousands)
                                       -------------------------------------
NAME AND ADDRESS                       PRINCIPAL                     PERCENT
----------------                       ---------                     -------
Class A-1 Notes
---------------
Bank of New York
925 Patterson Plank Rd.
Secaucus, NJ 07094                       6,000                      30.00%

Chase Manhattan Bank
4 New York Plaza 13th Floor
New York, NY 10004                       5,000                      25.00%

Chase Manhattan Bank/Chemical
4 New York Plaza
Proxy Department 13th Floor
New York, NY 10004                       2,000                      10.00%

State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB
5NW
No. Quincy, MA 02171                     7,000                      35.00%


Class A-2 Notes
---------------
Chase Manhattan Bank
4 New York Plaza 13th Floor
New York, NY  10004                     15,000                       48.39%


Northern Trust Company-Safekeeping
50 South Lasalle Street, Level A
Chicago, IL  60675                      15,000                       48.39%


Class A-3 Notes
---------------
Chase Manhattan Bank
4 New York Plaza 13th Floor
New York, NY  10004                      7,000                       24.14%

Manufacturers and Traders Trust Company
P.O. Box 1377
Buffalo, NY  14240                       2,000                        6.90%

Northern Trust Company-Safekeeping
50 South Lasalle Street, Level A
Chicago, IL 60675                       13,000                       44.83%

Mercantile Bancorporation Inc.
721 Locust Street, 19th Floor
St. Louis, MO 63101                     13,000                       44.83%

State Street Bank and Trust Company
1776 Heritage Drive
Global Corporate Action Unit JAB 5NW
No. Quincy, MA  02171                    5,500                       17.24%


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are filed as part of this report:

                  1. Financial Statements: Not applicable.

                  2. Financial Statement Schedules: Not applicable.

                  3. Exhibits: As the Issuer was established as of December 17, 1997, the Master Servicer is obligated to prepare an Annual Statement as to Compliance for the year ended December 31, 1997, and mail such statement to the Noteholders on or before the last day of March, 1998 and Independent Certified Public Accounts are required to prepare an annual report pertaining to the compliance of the Master Servicer with its servicing obligations pursuant to the Sale and Servicing Agreement on or before the last day of March, 1998. The Subservicer has agreed, pursuant to the subservicing agreement, to perform the obligations of the Master Servicer under the Sale and Servicing Agreement, including the obligation to deliver the Annual Statement as to Compliance which is included herewith as Exhibit 28.1 and the Annual Independent Certified Public Accounts' Report is included herewith as Exhibit 28.2.

Exhibit No.       Description
-----------       -----------
*3.1              Certificate of Incorporation of the Advanta Auto Finance
                  Corporation.

*3.2              By-laws of the Advanta Auto Finance Corporation.

*4                Sale and Servicing Agreement.

28.1              Annual Statement as to Compliance for the year ended December
                  31, 1997.

28.2              Annual Independent Certified Public Accountants' Report.


*Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 21, 1997.

(b)      Reports on Form 8-K.

No reports on Form 8-K have been filed by the Issuer during the period which relate to the period covered by this report.

                                      Notes and Class A-4 Asset-Backed Notes

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

August 6, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        By:      /s/ David E. Plante
                                 ------------------------------------------
                                 Name:    David E. Plante
                                 Title:   President and Director
                                 Date:    August 6, 1999

                        By:      /s/ Michael Coco
                                 ------------------------------------------
                                 Name:    Michael Coco
                                 Title:   Vice President
                                 Date:    August 6, 1999

                        By:      /s/ Susan McVeigh
                                 ------------------------------------------
                                 Name:    Susan McVeigh
                                 Title:   Vice President and Treasurer
                                 Date:    August 6, 1999

                        By:      /s/ James Shreero
                                 ------------------------------------------
                                 Name:    James Shreero
                                 Title:   Vice President and Assistant
                                          Treasurer
                                 Date:    August 6, 1999

                        By:      /s/ Mark Dunsheath
                                 ------------------------------------------
                                 Name:    Mark Dunsheath
                                 Title:   Vice President
                                 Date:    August 6, 1999

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

*3.2                            By-laws of the Advanta Auto Finance Corporation

*4                              Sale and Servicing Agreement

28.1 Annual Statement as to Compliance for the year ended December 31, 1998

28.2                            Annual Independent Certified Public Accountants'
                                Report.

* Incorporated by reference to the Exhibit of the same designation filed with the Issuer's Form S-3 registration statement declared effective March 21, 1997.